Form 10-Q
period 2026-03-31
MapLight Therapeutics, Inc.
filed 2026-05-14
CIK 1770069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 45,345,676 shares of common stock, $0.0001 par value per share, outstanding, of which 42,618,165 shares were Voting Common Stock and 2,727,511 shares were Non-Voting Common Stock.

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (Unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025 (Unaudited)	2
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three months ended March 31, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
Signatures		73

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MapLight Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$55,707	$46,729
Short-term investments	254,406	258,374
Prepaid expenses and other current assets	17,115	19,567
Total current assets	327,228	324,670
Property and equipment, net	968	1,095
Long-term investments	85,090	147,993
Restricted cash	207	207
Right-of-use asset	5,259	5,488
Other assets	36	59
Total assets	$418,788	$479,512
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,188	$3,289
Accrued expenses	10,175	12,049
Lease liability - current	920	891
Total current liabilities	14,283	16,229
Lease liability - noncurrent	4,671	4,911
Total liabilities	18,954	21,140
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 45,208,922 and 44,024,088 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in-capital	821,900	819,115
Accumulated other comprehensive loss	(883)	(228)
Accumulated deficit	(421,188)	(360,520)
Total stockholders' equity	399,834	458,372
Total liabilities and stockholders' equity	$418,788	$479,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

MapLight Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$53,684	$19,787
General and administrative	10,819	3,756
Total operating expenses	64,503	23,543
Loss from operations	(64,503)	(23,543)
Other income, net:
Interest income	2,472	811
Other income, net	1,363	392
Net loss	$(60,668)	$(22,340)
Net loss per share - basic and diluted	$(1.34)	$(29.33)
Weighted-average number of common shares outstanding - basic and diluted	45,276,763	761,598
Comprehensive loss:
Net loss	$(60,668)	$(22,340)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(655)	(78)
Comprehensive loss	$(61,323)	$(22,418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MapLight Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Series C Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A-1 Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2024	147,325,527	$224,992	4,622,496	$11,981	45,010,383	$51,094	14,946,844	$15,963	5,000,000	$4,793	761,276	$—	$5,577	$163	$(199,368)	$(193,628)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	212	—	—	212
Issuance of common stock from exercises of stock options	—	—	—	—	—	—	—	—	—	—	884	—	5	—	—	5
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,340)	(22,340)
Balance, March 31, 2025	147,325,527	$224,992	4,622,496	$11,981	45,010,383	$51,094	14,946,844	$15,963	5,000,000	$4,793	762,160	$—	$5,794	$85	$(221,708)	$(215,829)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2025	44,024,088	$5	$819,115	$(228)	$(360,520)	$458,372
Stock-based compensation expense	—	—	9,636	—	—	9,636
Issuance of common stock from exercises of stock options	205	—	1	—	—	1
Settlement of restricted stock units, net of employee tax obligations	1,139,648	—	—	—	—	—
Purchases of common stock under the Employee Stock Purchase Plan	44,981	—	650	—	—	650
Payment of employee tax obligations related to vesting of restricted stock units	—	—	(7,502)	—	—	(7,502)
Unrealized loss on available-for-sale investments	—	—	—	(655)	—	(655)
Net loss	—	—	—	—	(60,668)	(60,668)
Balance, March 31, 2026	45,208,922	$5	$821,900	$(883)	$(421,188)	$399,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

MapLight Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(60,668)	$(22,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	166
Stock-based compensation expense	9,636	212
Net amortization of premiums and accretion of discounts on investments	(814)	(257)
Non-cash lease expense	229	212
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,475	(193)
Accounts payable	(111)	(1,050)
Accrued expenses	(1,880)	(2,116)
Operating lease liabilities	(211)	(184)
Net cash used in operating activities	(51,178)	(25,550)
Cash flows from investing activities
Maturities and redemptions of investments	67,031	37,500
Purchases of property and equipment	(24)	—
Net cash provided by investing activities	67,007	37,500
Cash flows from financing activities
Payments of deferred offering costs	—	(52)
Proceeds from exercises of stock options and employee stock purchase plan issuances	651	5
Payment of employee tax obligations related to vesting of restricted stock units	(7,502)	—
Net cash used in financing activities	(6,851)	(47)
Increase in cash, cash equivalents, and restricted cash	8,978	11,903
Cash, cash equivalents and restricted cash at beginning of period	46,936	38,460
Cash, cash equivalents and restricted cash at end of period	$55,914	$50,363
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$15	$—
Deferred financing costs included in accounts payable and accrued expenses	$—	$202

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

Reverse Stock Split, Initial Public Offering and Concurrent Private Placement

In October 2025, the Company effected a 1-for-16.8 reverse stock split of the Company's common stock. This also resulted in an adjustment to the conversion price for each series of the Company's redeemable convertible preferred stock, to the number of shares of common stock underlying outstanding restricted stock units, and to the exercise prices and number of shares of common stock underlying outstanding stock options. The par value per share and authorized number of shares of the Company's common stock were not adjusted as a result of the reverse stock split. All share and per share information relating to common stock for the three months ended March 31, 2025 in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted.

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

Upon the closing of the IPO, all of the Company's then-outstanding shares of redeemable convertible preferred stock converted into 25,412,974 shares of common stock, of which 2,727,511 shares were non-voting common stock, at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

Liquidity and Going Concern

The Company's unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative operating cash flows since inception, and had an accumulated deficit of $421.2 million as of March 31, 2026. The Company expects to continue to generate operating losses for the foreseeable future. The Company's future viability is dependent on its ability to raise additional capital to finance its operations and pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all.

The Company has funded its operations primarily with proceeds from the sale of capital stock and research and development grants received. The Company's current plans include funding multiple clinical trials, including Phase 2 trials for its lead product candidate, ML-007C-MA, and ML-004, as well as continued advancement of its current and future preclinical programs. Based on its current operating plans and financial position, the Company believes that its existing cash, cash equivalents and investments of $395.2 million will be sufficient to allow the Company to fund its operations for at least twelve months from the date these condensed consolidated financial statements were issued.

2.
Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company's audited consolidated financial statements for the year ended December 31, 2025. There have been no material changes to the Company's accounting policies during the three months ended March 31, 2026.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet at March 31, 2026, the condensed consolidated statements of operations and comprehensive loss and the statements of changes in redeemable convertible preferred stock and stockholders' equity (deficit) for the three months ended March 31, 2026 and 2025, and the statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company's financial position at March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025, its statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other subsequent interim period. The accompanying condensed consolidated balance sheet at December 31, 2025 was derived from the audited annual financial statements; however, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from the unaudited interim condensed consolidated financial statements, as is permitted by such rules and regulations.

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

3.
Investments

The following tables summarize the amortized cost and estimated fair value of the Company's available-for-sale investments that were included in short-term investments and long-term investments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$93,136	$11	$(105)	$93,042
Commercial paper	112,825	2	(86)	112,741
Corporate debt securities	48,838	2	(217)	48,623
Long-term investments:
U.S. Treasury securities	45,441	—	(205)	45,236
Corporate debt securities	40,139	—	(285)	39,854
	$340,379	$15	$(898)	$339,496

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$95,550	$72	$(13)	$95,609
Commercial paper	137,101	22	(19)	137,104
Corporate debt securities	25,680	18	(37)	25,661
Long-term investments:
U.S. Treasury securities	73,072	—	(60)	73,012
Corporate debt securities	75,192	—	(211)	74,981
	$406,595	$112	$(340)	$406,367

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of March 31, 2026 and December 31, 2025, all short-term investments had contractual maturities within one year.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than 12 months as of March 31, 2026 was $276.7 million and the unrealized loss associated with available for-sale securities was $0.9 million. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the investments in an unrealized loss position and does not expect it will be required to sell the investments before recovery of their amortized cost bases, which may be at the time of maturity. Given the Company's intent and ability to hold such investments until the recovery of their amortized cost basis, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired and there were no allowances for credit losses as of March 31, 2026 or December 31, 2025.

4.
Fair Value Measurements

The following tables summarize the Company's cash equivalents and investments (in thousands):

		Fair Value Measurements at March 31, 2026 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$25,719	$25,719	$—	$—
Short-term investments:
U.S. Treasury securities	93,042	93,042	—	—
Commercial paper	112,741	—	112,741	—
Corporate debt securities	48,623	—	48,623	—
Long-term investments:
U.S. Treasury securities	45,236	45,236	—	—
Corporate debt securities	39,854	—	39,854	—
	$365,215	$163,997	$201,218	$—

		Fair Value Measurements at December 31, 2025 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$30,833	$30,833	$—	$—
Short-term investments:
U.S. Treasury securities	95,609	95,609	—	—
Commercial paper	137,104	—	137,104	—
Corporate debt securities	25,661	—	25,661	—
Long-term investments:
U.S. Treasury securities	73,012	73,012	—	—
Corporate debt securities	74,981	—	74,981	—
	$437,200	$199,454	$237,746	$—

The Company classifies its money market funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its commercial paper and corporate debt securities as Level 2 assets under the fair value hierarchy as these assets have been valued using information obtained through a third-party pricing service as of the balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers between levels. The Company uses the carrying amounts of its prepaid expenses and other current assets, restricted cash, other assets, accounts payable and accrued expenses to approximate their fair values due to the short-term nature of these amounts.

5.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Research and development	$6,584	$4,829
Employee compensation	2,212	6,162
Legal services	702	537
Other	677	521
	$10,175	$12,049

6.
Leases

The Company leases office and laboratory space, which are classified as operating leases on the condensed consolidated balance sheets.

The Company has a lease for office and lab space in Redwood City, California, with a term that continues to June 2031. The Company and the lessor have the ability to terminate the lease with 15 months' notice.

The Company has a lease for office space in Burlington, Massachusetts, with a term that continues to May 2029, and with an option to extend the term for an additional five years.

The following table summarizes the presentation of the Company's operating leases on its condensed consolidated balance sheets (in thousands):

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets:
Operating lease assets	Right-of-use asset	$5,259	$5,488
Liabilities:
Current:
Operating lease liabilities	Lease liability - current	920	891
Noncurrent:
Operating lease liabilities	Lease liability - non-current	4,671	4,911
Total lease liabilities		$5,591	$5,802

The components of lease cost under Accounting Standards Codification Topic 842, Leases included within research and development expenses and general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
Lease Cost	2026	2025
Operating lease costs	$346	$346
Variable lease costs	71	70
	$417	$416

As of March 31, 2026 and December 31, 2025, the weighted-average remaining lease term for operating leases was 4.9 years and 5.2 years, respectively, and the weighted-average discount rate was 8.7%. During the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $0.3 million.

Future minimum annual lease commitments under the Company's operating leases as of March 31, 2026 were as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining 9 months)	$1,007
2027	1,376
2028	1,419
2029	1,263
2030	1,163
Thereafter	590
Total lease payments	6,818
Less: imputed interest	(1,227)
Present value of operating lease liabilities	$5,591

7.
Redeemable Convertible Preferred Stock

Prior to the IPO in October 2025, the Company had authorized 603,469,745 shares of voting redeemable convertible preferred stock, of which it had designated 5,000,000 shares as Series A Preferred Stock, 14,946,844 shares as Series A-1 Preferred Stock, 45,010,383 shares as Series B Preferred Stock, 147,325,527 shares as Series C Preferred Stock and 391,186,991 shares as Series D Preferred Stock ("Series D"), and had authorized 4,622,496 shares of non-voting redeemable convertible preferred stock, of which it had designated 4,622,496 shares as Series B-1 Preferred Stock (collectively, the "Preferred Stock").

On July 18, 2025, the Company entered into a Series D Preferred Stock Purchase Agreement with certain investors (the "Series D Agreement"). During the year ended December 31, 2025, the Company issued a total of 210,033,285 shares of Series D to investors at a purchase price of $0.95223 per share for gross proceeds of $200.0 million. The Company incurred issuance costs of $1.2 million in connection with the completion of the Series D financing.

In connection with the IPO in October 2025, all outstanding shares of the Company's Preferred Stock automatically converted into an aggregate of 25,412,974 shares of the Company's common stock, of which 2,727,511 shares were non-voting common stock.

8.
Common Stock

As of March 31, 2026 and December 31, 2025, the Company's amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, of which 497,272,489 shares were designated as voting common stock and 2,727,511 shares were designated as non-voting common stock. As of March 31, 2026 and December 31, 2025, the Company's amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

The holders of the voting common stock have the right to one vote for each share of voting common stock held at all meetings of stockholders. Shares of non-voting common stock have no voting rights. Each share of the Company’s non-voting common stock may be converted at any time into one share of voting common stock at the option of its holder by providing written notice to the Company, provided that the holder will be prohibited from converting non-voting common stock into voting common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s voting common stock then issued and outstanding, which percentage may be increased to such other percentage not to exceed 19.99% upon 61 days’ notice to the Company or decreased at any time upon notice to the Company. Dividends may be paid when, as and if declared by the Board, subject to the rights of the preferred stock to receive dividends prior and in preference to the common stock. As of March 31, 2026, no cash dividends had been declared or paid.

As of March 31, 2026 and December 31, 2025, the Company had reserved the following shares of voting common stock:

	March 31,	December 31,
Voting Common Stock	2026	2025
Common stock incentive awards issued and outstanding	9,590,346	9,142,493
Non-voting common stock, as converted	2,727,511	2,727,511
Common stock available for future grant under the 2025 Equity Incentive Plan	2,548,327	589,586
Common stock available for future issuance under the Employee Stock Purchase Plan	845,259	450,000
	15,711,443	12,909,590

9.
Stock-Based Compensation

2019 Equity Incentive Plan

In February 2019, the Company adopted the 2019 Equity Incentive Plan (the "2019 Plan"). All employees, officers, directors, and consultants were eligible to be granted options to purchase common stock, restricted stock and restricted stock units under the terms of the 2019 Plan. Upon the effectiveness of the 2025 Plan (as defined below), the 2019 Plan was terminated and no further issuances were made under the 2019 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2019 Plan.

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

2025 Equity Incentive Plan

In October 2025, the Board adopted and approved, and the Company's stockholders approved, the 2025 Equity Incentive Plan (the "2025 Plan"), which became effective immediately prior to the execution of the underwriting agreement related to the Company's IPO. The 2025 Plan allows the Company to make equity-based and cash-based incentive awards to its employees, directors, and consultants. The 2025 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. Initially, up to 11,500,000 shares were reserved for issuance under the 2025 Plan, which is the sum of: (i) 4,300,000 new shares, plus (ii) up to 7,200,000 shares of common stock subject to awards granted under the 2019 Plan that, after the effective date of the 2025 Plan, expire or otherwise terminate without having been exercised in full or are forfeited or repurchased. In addition, the number of shares reserved and available for issuance under the 2025 Plan automatically increased on January 1, 2026 by 2,201,204 shares and will increase each January 1 thereafter through January 1, 2035, by five percent of the aggregate number of shares of voting common stock and non-voting common stock issued and outstanding and shares of common stock issuable upon exercise of outstanding pre-funded warrants, if any, as of the immediately preceding December 31 or such lesser number of shares of common stock as determined by the Board. Options granted under the 2025 Plan expire no more than ten years from the date of grant.

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

As of March 31, 2026, there were 2,548,327 shares of common stock available for future grants under the 2025 Plan.

2025 Employee Stock Purchase Plan

In October 2025, the Board adopted and approved, and the Company's stockholders approved, the 2025 Employee Stock Purchase Plan (the "2025 ESPP"), which became effective immediately prior to the execution of the underwriting agreement related to the Company's IPO. A total of 450,000 shares of common stock were initially reserved for issuance under the 2025 ESPP. The number of shares of common stock that may be issued under the 2025 ESPP automatically increased on January 1, 2026 by 440,240 shares and will increase each January 1 thereafter through January 1, 2035, by the lesser of (i) one percent of the outstanding number of shares of voting common stock and non-voting common stock issued and outstanding and shares of common stock issuable upon exercise of outstanding pre-funded warrants, if any, as of the immediately preceding December 31 and (ii) 900,000 shares of common stock, or such lesser number of shares as determined by the Board. As of March 31, 2026, 845,259 shares of common stock were reserved for issuance under the 2025 ESPP.

During the three months ended March 31, 2026, 44,981 shares of the Company's common stock were issued related to the 2025 ESPP. During the three months ended March 31, 2026, stock-based compensation expense recognized related to the 2025 ESPP was $0.2 million.

Stock Options

A summary of the stock option activity during the three months ended March 31, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	3,865,381	$14.30	8.85	$12,625
Granted	530,555	16.37
Exercised	(205)	5.55
Forfeited and expired	(15,359)	16.70
Outstanding as of March 31, 2026	4,380,372	$14.54	8.75	$25,354
Exercisable as of March 31, 2026	874,582	$5.35	5.39	$13,098

Stock options generally vest over four years, with 25% vesting approximately one year after grant and 75% vesting in equal monthly installments thereafter, subject to the recipient’s continued service with the Company through each vesting date. The total fair value of options vested was $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 was $12.95. As of March 31, 2026, unrecognized stock-based compensation expense related to unvested stock options was $41.9 million, which is expected to be recognized over a weighted average period of 3.47 years.

Restricted Stock Units

Restricted stock units ("RSUs") generally vest over four years, with 25% vesting approximately one year after grant and 75% vesting in equal quarterly installments thereafter, subject to the recipient’s continued service with the Company through each vesting date. RSUs issued under the 2025 Plan include a service condition. RSUs issued under the 2019 Plan included both service and performance conditions. The performance condition required a liquidity event in order to vest, which was satisfied in connection with the IPO in October 2025. The two vesting requirements needed to be satisfied on or before the expiration date (the earlier of seven years after the issue date or termination of employment) or else the RSUs would have been immediately forfeited. The RSUs could not vest in whole or in part if only one of the two requirements were satisfied on or before the expiration date.

A summary of the RSU activity during the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	5,277,112	$13.08
Granted	174,270	16.80
Vested	(211,760)	15.67
Cancelled	(29,648)	13.90
Outstanding at March 31, 2026	5,209,974	$13.09

During the three months ended March 31, 2026 and 2025, 211,760 and no RSUs vested. Of the RSUs that vested during the year ended December 31, 2025, 1,349,275 had not settled as of December 31, 2025 and a de minimis amount had not settled as of March 31, 2026. During the three months ended March 31, 2026, 1,139,648 shares were issued related to the vesting of RSUs. In connection with net settlement of vested RSUs, the Company withheld 417,355 shares to satisfy $7.5 million in tax withholding obligations. As of March 31, 2026, unrecognized stock-based compensation expense related to RSUs was $57.3 million, which is expected to be recognized over a weighted average period of 2.84 years.

Stock-Based Compensation Expense

Stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$5,415	$147
General and administrative	4,221	65
	$9,636	$212

10.
Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(60,668)	$(22,340)
Denominator:
Weighted-average number of common shares outstanding - basic and diluted	45,276,763	761,598
Net loss per share - basic and diluted	$(1.34)	$(29.33)

The Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following shares from the computation of diluted net loss per share as of March 31, 2026 and 2025 because including them would have had an anti-dilutive effect:

	March 31,
	2026	2025
Redeemable convertible preferred stock	—	12,911,004
RSUs	5,209,974	3,406,154
Stock options	4,380,372	954,208
	9,590,346	17,271,366

11.
Commitments and Contingencies

Legal Proceedings

The Company may, from time to time, be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2026, and no material legal proceedings are currently pending or, to the best of the Company's knowledge, threatened.

Contractual Obligations

NeuroSolis, Inc. asset purchase agreement

Pursuant to the asset purchase agreement the Company entered into with NeuroSolis, Inc. ("NeuroSolis") to acquire its proprietary M1/M4 agonist molecules and associated intellectual property, the Company had an obligation to potentially issue up to an aggregate of 62,083 shares of the Company's common stock, contingent upon the occurrence of specified development and regulatory milestones. As of March 31, 2026, the Company has made upfront and development milestone payments of $150,000 to NeuroSolis. In June 2025, the Company issued 26,607 shares of the Company's common stock to NeuroSolis upon the initiation of a Phase 2 clinical trial for ML-007C-MA. As of March 31, 2026, up to 35,476 additional shares of the Company's common stock could be issued and the issuance of these shares is reasonably possible if certain milestones are met.

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

The Company recognized no grant earnings during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the balance of deferred grant earnings was zero.

The Company may be obligated to make future payments under the Grants, restricted to two times the grant awards received, contingent upon certain net product sales. As of March 31, 2026, the Company was unable to estimate the timing or likelihood of generating the associated future product sales.

Universities and other third parties

The Company may be obligated to make future payments, in addition to nominal annual maintenance fees, under license and collaboration agreements with Stanford University, other universities and other third parties upon the occurrence of future events such as the Company's achievement of specified regulatory and commercial milestones or royalties on net sales. As of March 31, 2026, the Company was unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

As of March 31, 2026, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

As of March 31, 2026, no milestone payments or royalties have been incurred related to the Vanderbilt Agreement.

12.
Related Party Transactions

Stellaromics, Inc.

In October 2023, the Company entered into an Assignment and Assumption Agreement (the "Stellaromics Agreement") with Stellaromics, Inc. ("Stellaromics"), an entity focused on developing and commercializing a proprietary three-dimensional transcriptomic device inclusive of a confocal, probes, operating software and sample analysis software, pursuant to which in exchange for contributing an exclusive worldwide license for STARmap, a three-dimensional intact tissue sequencing, imaging and analysis technology, the Company received 9.8% of the capital stock of Stellaromics at the time of the closing. As of March 31, 2026, the Company held approximately 3.7% of the outstanding common stock of Stellaromics and approximately 3.7% of all classes of outstanding stock.

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

In October 2023, Catalyst4, Inc. ("Catalyst") became the largest stockholder of Stellaromics, holding a minority interest of its outstanding capital stock. As of March 31, 2026, Catalyst holds a controlling interest of the outstanding capital stock of Stellaromics. Catalyst is also the largest stockholder of the Company, with a minority equity ownership interest of the Company's outstanding shares as of March 31, 2026 and December 31, 2025.

The Company has significant influence over, but does not control, Stellaromics through its noncontrolling representation on Stellaromics' board of directors and the Company's equity interest in Stellaromics. The Company determined that Stellaromics is a variable interest entity because it does not have sufficient equity at risk to finance its operations without additional subordinated financial support. The Company is not the primary beneficiary as it does not have the power to direct activities that most significantly impact Stellaromics' economic performance. Accordingly, the Company does not consolidate the financial statements of Stellaromics and accounts for its investment using the equity method of accounting. The determination of whether an entity is a variable interest entity and whether the Company is the primary beneficiary of a variable interest entity is based upon the facts and circumstances and requires significant judgments such as whether the entity is a variable interest entity and whether the Company is the primary beneficiary of the entity either individually or via a related party group. The Company's maximum exposure to loss due to its involvement with Stellaromics is the carrying value of the investment. As of December 31, 2024, the carrying value of the investment was $0, and no further losses will be recorded because the Company does not have any obligation to fund future losses.

Advisor Agreement

In February 2019, the Company entered into an advisor agreement with a member of the Board, pursuant to which the Board member received monthly payments in exchange for his service on the Company's scientific advisory board. During the three months ended March 31, 2025, the Company recorded a de minimis amount of research and development expense relating to the Board member's service on the Company's scientific advisory board. As a result of the compensation the director was to earn for service on the Board, the advisor agreement was amended, effective January 1, 2026, pursuant to which the director would not receive monetary compensation for providing services under the advisor agreement.

13.
Segment Information

The Company manages its operations as a single reportable segment focused on the research and development of product candidates. The accounting policies of the single reportable segment are identical to those described in Note 2 of the Company's audited consolidated financial statements for the year ended December 31, 2025. The chief operating decision maker, who manages the Company's operations on a consolidated basis, assesses performance for the reportable segment using consolidated net loss to monitor budget versus actual results and to determine how to effectively allocate the Company's resources. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The following table presents certain financial data for the Company's reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Clinical trial expenses	$24,819	$1,939
Employee-related research and development expenses	15,993	7,050
Chemistry, manufacturing and controls expenses	6,417	3,956
Preclinical program expenses	5,522	6,081
Other research and development expenses	933	761
Employee-related general and administrative expenses	6,990	2,060
Professional fees and other general and administrative expenses	3,829	1,696
Other segment items(1)	(3,835)	(1,203)
Net loss	$60,668	$22,340

(1)
Other segment items include interest income and other income, net.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, future results of operations and financial position, and our objectives for future operations, includes forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "might," "intend," "target," "ongoing," "project," "estimate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions intended to identify statements about the future. As a result of many factors, including those factors set forth in the section entitled "Risk Factors" of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report.

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

Our lead product candidate, ML-007C-MA, is a fixed-dose combination of an M1/M4 muscarinic agonist, ML-007, co-formulated with a peripherally acting anticholinergic, or PAC, which we are initially developing for the treatment of schizophrenia and Alzheimer's disease psychosis, or ADP. ML-007C-MA is designed to activate both M1 and M4 muscarinic receptors centrally to drive efficacy, while synchronizing the pharmacokinetics of the agonist and antagonist components to mitigate peripheral cholinergic side effects. ML-007 alone, co-administered or co-formulated with the PAC has been evaluated in four Phase 1 trials, with a total of 270 healthy participants enrolled and more than 1,500 doses of ML-007 administered. Based on our clinical and preclinical data, we believe that ML-007C-MA has demonstrated the potential to be a well-tolerated treatment option with convenient dosing, while achieving or exceeding cerebrospinal fluid, or CSF, exposures expected to result in improvement across key symptom domains. We are conducting ZEPHYR, a Phase 2 trial evaluating ML-007C-MA for the treatment of schizophrenia. We have completed enrollment in the ZEPHYR trial with 307 participants enrolled, and we expect to report topline results by mid-August 2026. We are also conducting VISTA, a Phase 2 trial evaluating ML-007C-MA for the treatment of ADP, and we expect to report topline results in the second half of 2027. In December 2025, ML-007C-MA was granted Fast Track designation by the FDA for the treatment of hallucinations and delusions associated with ADP.

Our second clinical stage product candidate, ML-004, is a 5-HT1B/1D agonist that we are developing for the treatment of social communication deficit and/or irritability in autism spectrum disorder, or ASD. We are conducting IRIS, a Phase 2 trial evaluating the efficacy, safety and tolerability of ML-004 in adults and adolescents with ASD. 161 participants were randomized in this trial, and we expect to report topline results by mid-August 2026.

Since our inception in 2018, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support our operations. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock and research and development grants received and most recently, with net proceeds from our initial public offering, or IPO, and our concurrent private placement, or Concurrent Private Placement.

We have incurred significant net losses since inception. Our net losses for the three months ended March 31, 2026 and 2025 were $60.7 million and $22.3 million, respectively. As of March 31, 2026, we had an accumulated deficit of $421.2 million. We expect to continue to incur significant and increasing expenses and net losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for such product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, expand our infrastructure and operate as a public company.

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

As of March 31, 2026, we had cash, cash equivalents and investments of $395.2 million. Based on our current operational plans and assumptions, we expect that our existing cash, cash equivalents and investments will be sufficient to fund our operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. If we are unable to raise sufficient funding, we may be unable to continue to operate in the long term. See "—Liquidity and Capital Resources—Plan of Operation and Future Funding Requirements" below.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates and our research activities, including our discovery efforts, and include:

•
the salaries, benefits and other employee-related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•
the expenses incurred under agreements with contract research organizations, or CROs;
•
the costs of outside consultants, including their fees and travel expenses;
•
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•
the costs associated with clinical trials and preclinical studies; and
•
facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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
•
our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate is safe and effective for its intended uses;
•
our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate's benefit risk assessment for its proposed indication is acceptable;
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

Other Income, Net

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$53,684	$19,787	$33,897
General and administrative	10,819	3,756	7,063
Total operating expenses	64,503	23,543	40,960
Loss from operations	(64,503)	(23,543)	(40,960)
Other income, net:
Interest income	2,472	811	1,661
Other income, net	1,363	392	971
Net loss	$(60,668)	$(22,340)	$(38,328)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Clinical trial expenses	$24,819	$1,939	$22,880
Employee-related expenses	15,993	7,050	8,943
Chemistry, manufacturing and controls expenses	6,417	3,956	2,461
Preclinical program expenses	5,522	6,081	(559)
Other expenses	933	761	172
	$53,684	$19,787	$33,897

Research and development expenses were $53.7 million for the three months ended March 31, 2026, compared to $19.8 million for the three months ended March 31, 2025. The increase in research and development expenses of $33.9 million was primarily due to ongoing advancement of our product candidates, which included an increase of $22.9 million in clinical trial expenses and $8.9 million in employee-related expenses, including an increase in stock-based compensation expense of $5.3 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Employee-related expenses	$6,990	$2,060	$4,930
Professional fees and other expenses	3,829	1,696	2,133
	$10,819	$3,756	$7,063

General and administrative expenses were $10.8 million for the three months ended March 31, 2026, compared to $3.8 million for the three months ended March 31, 2025. The increase in general and administrative expenses of $7.1 million was primarily due to an increase of $4.9 million in employee-related expenses, including an increase in stock-based compensation expense of $4.2 million, and an increase of $2.1 million in professional fees and other expenses, including expenses related to being a publicly-traded company.

Other Income, Net

Interest Income

Interest income was $2.5 million for the three months ended March 31, 2026, compared to $0.8 million for the three months ended March 31, 2025. The increase in interest income of $1.7 million was due to an increase in investments held during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Other Income, Net

Other income, net was $1.4 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025. The increase of $1.0 million was primarily due to amortization of premiums and accretion of discounts on investments held during the three months ended March 31, 2026.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant net losses since inception. We expect to continue to incur significant and increasing expenses and net losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for our current and future product candidates through clinical and preclinical development, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, scale-up our production capabilities and operate as a public company. As of March 31, 2026, we had cash, cash equivalents and investments of $395.2 million and an accumulated deficit of $421.2 million. Historically, we have financed our operations primarily through issuances of our redeemable convertible preferred stock and research and development grants, and more recently, with proceeds from our IPO and our Concurrent Private Placement.

In October 2025, we closed our IPO, pursuant to which we issued and sold an aggregate of 16,962,500 shares of our common stock at a public offering price of $17.00 per share for net proceeds of $261.6 million, after deducting underwriting discounts and commissions and offering expenses. Concurrent with our IPO, we also closed our Concurrent Private Placement, in which we issued and sold 476,707 shares of our common stock at a price of $17.00 per share for net proceeds of $7.5 million, after deducting placement agent fees and private placement expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(51,178)	$(25,550)	$(25,628)
Investing activities	67,007	37,500	29,507
Financing activities	(6,851)	(47)	(6,804)
	$8,978	$11,903	$(2,925)

Operating Activities

Our cash flows from operating activities are primarily driven by our use of cash for operating expenses and working capital required to support our business. We have historically generated negative cash flows from operating activities due to expenses incurred for our clinical trials, preclinical studies, and research and development initiatives.

During the three months ended March 31, 2026, net cash used in operating activities was $51.2 million, primarily resulting from our net loss of $60.7 million, which was primarily attributable to our research and development expenses, along with changes in our operating assets and liabilities of $0.3 million, partially offset by $9.2 million of non-cash items.

During the three months ended March 31, 2025, net cash used in operating activities was $25.6 million, primarily resulting from our net loss of $22.3 million, which was primarily attributable to our research and development expenses, along with changes in our operating assets and liabilities of $3.5 million, partially offset by $0.3 million of non-cash items.

Investing Activities

Net cash provided by investing activities was $67.0 million for the three months ended March 31, 2026, compared to net cash provided by investing activities of $37.5 million for the three months ended March 31, 2025. The increase in cash provided by investing activities during the three months ended March 31, 2026 was driven by the maturities of investments.

Financing Activities

Net cash used in financing activities was $6.9 million for the three months ended March 31, 2026, compared to net cash used in financing activities of a de minimis amount for the three months ended March 31, 2025. The increase in cash used in financing activities was due to the payment of employee tax obligations related to vesting of restricted stock units during the three months ended March 31, 2026.

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

As of March 31, 2026, we had cash, cash equivalents and investments of $395.2 million. Based on our current operational plans and assumptions, we expect that our existing cash, cash equivalents and investments, will be sufficient to fund our operations through 2027. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.

The timing and amount of our operating expenditures will depend largely on:

•
the scope, timing, progress, costs and results of discovery efforts, preclinical development and clinical trials for our current or future product candidates;
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
•
our ability to maintain existing and establish new, strategic collaborations or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, market access, sales and distribution, for any of our product candidates for which we receive marketing approval;
•
the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•
the expenses to attract, hire and retain skilled personnel;
•
the costs of operating as a public company;
•
our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
•
our ability to address any potential supply chain interruptions or delays;
•
our ability to mitigate the impact of adverse macroeconomic or geopolitical conditions, including the ongoing conflicts between Ukraine and Russia and in the Middle East, inflation, tariffs and fluctuations in increased interest rates or other factors, on our preclinical and clinical development or operations;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in business, products and technologies.

Our existing cash, cash equivalents and investments will not be sufficient to complete development of any product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

Until we can generate substantial revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings. We may also consider entering into collaborations, strategic alliances and licensing arrangements or selectively partnering for clinical development and commercialization as well as funding through other sources. The sale of additional equity or convertible debt may result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financial covenants that could restrict our operations or our ability to incur additional indebtedness or pay dividends, among other things. If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs or cease operations. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.

Contractual Obligations and Commitments

Leases

We have a lease for laboratory and office space located in Redwood City, California, with a term that extends to June 2031. We and the lessor have the ability to terminate the lease with 15 months' notice. The lease provides for escalating annualized base rent payments starting at $0.8 million and increasing to $1.2 million in the final year of the lease. Remaining lease payments from April 1, 2026 through the end of the lease term total $5.8 million.

We have a lease for office space located in Burlington, Massachusetts, with a term that extends to May 2029, and with an option to extend the term for an additional five years. Remaining lease payments from April 1, 2026 through the end of the lease term total $1.0 million.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs and other vendors to assist in the performance of our clinical trials, CMC, research and development and other services and products for operating purposes. These contracts typically do not contain minimum purchase commitments and generally provide for termination on notice. Payments due upon cancellation consist of payments for services provided or expenses incurred to date, including payment of noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of March 31, 2026, the timing, amount or likelihood of such payments are not known.

Grant and License Agreements

We are party to certain grant agreements with the Michael J. Fox Foundation and license and collaboration agreements with NeuroSolis, Stanford University, Vanderbilt University and other third parties. We may be obligated to make certain future payments under these agreements that are contingent upon future events such as our achievement of specified preclinical, clinical, regulatory and commercial milestones or royalties on net product sales under these agreements. As of March 31, 2026, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

A summary of our critical accounting policies is presented in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2026 and 2025, our net losses were $60.7 million and $22.3 million, respectively. As of March 31, 2026, we had an accumulated deficit of $421.2 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of our platform, research and development, clinical trials and from general and administrative costs associated with our operations. We expect to incur substantial losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•
conduct additional clinical trials for ML-007C-MA and ML-004 and advance our preclinical programs;

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, preclinical studies and clinical trials of our current and future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products if we receive regulatory approval. As of March 31, 2026, we had $395.2 million of cash, cash equivalents and investments. Based on our current operational plans and assumptions, we believe our existing cash, cash equivalents and investments will be sufficient to fund our operations through 2027. This estimate is based on assumptions that may prove to be wrong, and our future capital requirements and the period through which our existing resources will support our operations may vary significantly from what we expect. We will require additional capital in order to complete clinical development of any of our current programs, and our spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

•
the scope, timing, progress, costs and results of discovery efforts, preclinical development and clinical trials for our current or future product candidates;
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
•
the expenses to attract, hire and retain skilled personnel;
•
the costs of operating as a public company;
•
our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
•
our ability to address any potential supply chain interruptions or delays;
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
•
our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate is safe and effective for its intended uses;
•
our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate's benefit risk assessment for its proposed indication is acceptable;
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

Additionally, clinical or regulatory setbacks to other companies developing similar products or within adjacent fields may impact the clinical development of and regulatory pathway for our current or future product candidates or may negatively impact the perceptions of value or risk of our product candidates or technologies.

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

We have never commercialized a product, and even if any of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to achieve sufficient acceptance by physicians, patients, third-party payors and others in the medical community. Many of the indications for our product candidates have well-established standards of care that physicians, patients and payors are familiar with and, in some cases, are available generically. Even if our product candidates are successful in registrational clinical trials, they may not be successful in displacing these current standards of care if we are unable to demonstrate superior efficacy, safety, ease of administration and/or cost-effectiveness. For example, physicians may be reluctant to take their patients off their current medications and switch their treatment regimen to our product candidates. Further, patients often acclimate to the treatment regimen that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch due to lack of coverage and adequate reimbursement. Even if we are able to demonstrate our product candidates' safety and efficacy to the FDA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance.

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

We are developing ML-007C-MA for the treatment of schizophrenia, ADP and other potential indications. We may face competition from typical and atypical antipsychotic treatments that work primarily by inhibiting dopamine and serotonin receptors. In addition, we are aware of several product candidates in development that are designed to modulate muscarinic receptors, such as Cobenfy (also known as KarXT), which is marketed for the treatment of schizophrenia and being developed for additional indications by Bristol-Myers Squibb Company; emraclidine, which is being developed by AbbVie Inc.; direclidine, NBI-'570 and NBI-'567, which are being developed by Neurocrine Biosciences, Inc.; and NMRA-861 and NMRA-898, which are being developed by Neumora Therapeutics, Inc. and Syremis Therapeutics Ltd.

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

We are highly dependent on the management, clinical, research and development, manufacturing, financial and business development expertise of our executive officers, particularly Christopher A. Kroeger, M.D., our Chief Executive Officer and Founder, and Erin Foff, M.D., Ph.D., our Chief Medical Officer. Each of our executive officers may terminate their employment with us at any time. We do not currently maintain "key person" insurance for any of our executives or employees.

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
•
announcement or expectation of additional financing efforts;
•
sales of our common stock by us, our insiders or other stockholders;
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

A significant portion of our total outstanding shares may be sold into the market. Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates.

We have also registered or will register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options on a registration statement on Form S-8 and will continue to register any additional shares that become available under such plans due to any annual, automatic increases under the terms of those plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We are required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Although we will be required to disclose changes made in our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting until our second Annual Report on Form 10-K.

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

None.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended March 31, 2026.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

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

10.1*+	Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MapLight Therapeutics, Inc.

Date: May 14, 2026	By:	/s/ Christopher A. Kroeger
Christopher A. Kroeger, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Vishwas Setia
Vishwas Setia
Chief Financial Officer
(Principal Financial Officer)