Form 10-Q
period 2026-06-30
MapLight Therapeutics, Inc.
filed 2026-08-13
CIK 1770069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 46,377,832 shares of common stock, $0.0001 par value per share, outstanding, of which 43,650,321 shares were Voting Common Stock and 2,727,511 shares were Non-Voting Common Stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MapLight Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$71,633	$46,729
Short-term investments	233,092	258,374
Prepaid expenses and other current assets	14,063	19,567
Total current assets	318,788	324,670
Property and equipment, net	828	1,095
Long-term investments	46,616	147,993
Restricted cash	207	207
Right-of-use asset	1,668	5,488
Other assets	241	59
Total assets	$368,348	$479,512
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,052	$3,289
Accrued expenses	16,010	12,049
Lease liability - current	1,232	891
Total current liabilities	19,294	16,229
Lease liability - noncurrent	755	4,911
Total liabilities	20,049	21,140
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 45,436,867 and 44,024,088 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in-capital	830,618	819,115
Accumulated other comprehensive loss	(944)	(228)
Accumulated deficit	(481,380)	(360,520)
Total stockholders' equity	348,299	458,372
Total liabilities and stockholders' equity	$368,348	$479,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

MapLight Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$53,435	$26,846	$107,119	$46,633
General and administrative	10,113	3,817	20,932	7,573
Total operating expenses	63,548	30,663	128,051	54,206
Loss from operations	(63,548)	(30,663)	(128,051)	(54,206)
Other income, net:
Interest income	2,349	688	4,821	1,499
Other income, net	1,007	130	2,370	522
Net loss	$(60,192)	$(29,845)	$(120,860)	$(52,185)
Net loss per share - basic and diluted	$(1.32)	$(39.11)	$(2.66)	$(68.46)
Weighted-average number of common shares outstanding - basic and diluted	45,431,359	763,044	45,354,488	762,325
Comprehensive loss:
Net loss	$(60,192)	$(29,845)	$(120,860)	$(52,185)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(61)	(35)	(716)	(113)
Comprehensive loss	$(60,253)	$(29,880)	$(121,576)	$(52,298)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MapLight Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Series C Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A-1 Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2024	147,325,527	$224,992	4,622,496	$11,981	45,010,383	$51,094	14,946,844	$15,963	5,000,000	$4,793	761,276	$—	$5,577	$163	$(199,368)	$(193,628)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	212	—	—	212
Issuance of common stock from exercises of stock options	—	—	—	—	—	—	—	—	—	—	884	—	5	—	—	5
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,340)	(22,340)
Balance, March 31, 2025	147,325,527	$224,992	4,622,496	$11,981	45,010,383	$51,094	14,946,844	$15,963	5,000,000	$4,793	762,160	$—	$5,794	$85	$(221,708)	$(215,829)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	148	—	—	148
Issuance of common stock from exercises of stock options	—	—	—	—	—	—	—	—	—	—	474	—	3	—	—	3
Issuance of common stock to NeuroSolis, Inc.	—	—	—	—	—	—	—	—	—	—	26,607	—	496	—	—	496
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(35)		(35)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,845)	(29,845)
Balance, June 30, 2025	147,325,527	$224,992	4,622,496	$11,981	45,010,383	$51,094	14,946,844	$15,963	5,000,000	$4,793	789,241	$—	$6,441	$50	$(251,553)	$(245,062)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2025	44,024,088	$5	$819,115	$(228)	$(360,520)	$458,372
Stock-based compensation expense	—	—	9,636	—	—	9,636
Issuance of common stock from exercises of stock options	205	—	1	—	—	1
Settlement of restricted stock units, net of employee tax obligations	1,139,648	—	—	—	—	—
Purchases of common stock under the Employee Stock Purchase Plan	44,981	—	650	—	—	650
Payment of employee tax obligations related to vesting of restricted stock units	—	—	(7,502)	—	—	(7,502)
Unrealized loss on available-for-sale investments	—	—	—	(655)	—	(655)
Net loss	—	—	—	—	(60,668)	(60,668)
Balance, March 31, 2026	45,208,922	$5	$821,900	$(883)	$(421,188)	$399,834
Stock-based compensation expense	—	—	8,626	—	—	8,626
Issuance of common stock from exercises of stock options	10,542	—	92	—	—	92
Settlement of restricted stock units	217,403	—	—	—	—	—
Unrealized loss on available-for-sale investments	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(60,192)	(60,192)
Balance, June 30, 2026	45,436,867	$5	$830,618	$(944)	$(481,380)	$348,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

MapLight Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(120,860)	$(52,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	309	302
Stock-based compensation expense	18,262	360
Net amortization of premiums and accretion of discounts on investments	(1,813)	(196)
Common stock issued to NeuroSolis, Inc.	—	496
Non-cash lease expense	446	427
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,321	(6,866)
Accounts payable	(1,237)	190
Accrued expenses	3,961	(838)
Operating lease liabilities	(441)	(374)
Deferred grant earnings	—	(833)
Net cash used in operating activities	(96,048)	(59,517)
Cash flows from investing activities
Purchases of short-term and long-term investments	(19,773)	—
Maturities and redemptions of investments	147,530	55,000
Purchases of property and equipment	(46)	(66)
Net cash provided by investing activities	127,711	54,934
Cash flows from financing activities
Payments of deferred offering costs	—	(211)
Proceeds from exercises of stock options	93	8
Proceeds from employee stock purchase plan issuances	650	—
Payment of employee tax obligations related to vesting of restricted stock units	(7,502)	—
Net cash used in financing activities	(6,759)	(203)
Increase (decrease) in cash, cash equivalents and restricted cash	24,904	(4,786)
Cash, cash equivalents and restricted cash at beginning of period	46,936	38,460
Cash, cash equivalents and restricted cash at end of period	$71,840	$33,674
Supplemental disclosure of non-cash investing and financing activities:
Derecognition of right-of-use asset and lease liabilities	$3,374	$—
Deferred financing costs included in accounts payable and accrued expenses	$—	$490

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

Risks and Uncertainties

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to, completing preclinical studies and clinical trials, obtaining regulatory approval for its programs, market acceptance of products, developments related to its competitors, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of intellectual property, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance reporting capabilities. Even if the Company's product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

Reverse Stock Split, Initial Public Offering and Concurrent Private Placement

In October 2025, the Company effected a 1-for-16.8 reverse stock split of the Company's common stock. This also resulted in an adjustment to the conversion price for each series of the Company's redeemable convertible preferred stock, to the number of shares of common stock underlying outstanding restricted stock units, and to the exercise prices and number of shares of common stock underlying outstanding stock options. The par value per share and authorized number of shares of the Company's common stock were not adjusted as a result of the reverse stock split. All share and per share information relating to common stock for the six months ended June 30, 2025 in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted.

In October 2025, the Company closed its initial public offering ("IPO"), pursuant to which the Company issued and sold an aggregate of 16,962,500 shares of its common stock at a price of $17.00 per share for gross proceeds of $288.4 million. The Company received aggregate net proceeds of $261.6 million from the IPO, including the exercise by the underwriters of their option to purchase additional shares, after deducting underwriting discounts and commissions and offering expenses. Concurrent with the IPO, the Company also closed a private placement, in which the Company issued and sold 476,707 shares of its common stock at a price of $17.00 per share (the "Concurrent Private Placement"). The Company received aggregate net proceeds of $7.5 million from the Concurrent Private Placement, after deducting placement agent fees and private placement expenses.

Upon the closing of the IPO, all of the Company's then-outstanding shares of redeemable convertible preferred stock converted into 25,412,974 shares of common stock, of which 2,727,511 shares were non-voting common stock, at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

Liquidity and Going Concern

The Company's unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative operating cash flows since inception, and had an accumulated deficit of $481.4 million as of June 30, 2026. The Company expects to continue to generate operating losses for the foreseeable future. The Company's future viability is dependent on its ability to raise additional capital to finance its operations and pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all.

The Company has funded its operations primarily with proceeds from the sale of capital stock. The Company's current operating plans include funding multiple clinical trials for its lead product candidate, ML-007C-MA. Based on its current operating plans and financial position, the Company believes that its existing cash, cash equivalents and investments of $351.3 million will be sufficient to allow the Company to fund its operations for at least twelve months from the date these condensed consolidated financial statements were issued.

2.
Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company's audited consolidated financial statements for the year ended December 31, 2025. There have been no material changes to the Company's accounting policies during the six months ended June 30, 2026.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet at June 30, 2026, the condensed consolidated statements of operations and comprehensive loss and the statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three and six months ended June 30, 2026 and 2025, and the statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company's financial position at June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025, its statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other subsequent interim period. The accompanying condensed consolidated balance sheet at December 31, 2025 was derived from the audited annual financial statements; however, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from the unaudited interim condensed consolidated financial statements, as is permitted by such rules and regulations. The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public companies for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact on its disclosures in future years as a result of the adoption of ASU 2024-03.

3.
Investments

The following tables summarize the amortized cost and estimated fair value of the Company's available-for-sale investments that were included in short-term investments and long-term investments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$88,133	$1	$(304)	$87,830
Commercial paper	80,512	—	(57)	80,455
Corporate debt securities	65,067	—	(260)	64,807
Long-term investments:
U.S. Treasury securities	15,210	—	(115)	15,095
Corporate debt securities	31,730	—	(209)	31,521
	$280,652	$1	$(945)	$279,708

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$95,550	$72	$(13)	$95,609
Commercial paper	137,101	22	(19)	137,104
Corporate debt securities	25,680	18	(37)	25,661
Long-term investments:
U.S. Treasury securities	73,072	—	(60)	73,012
Corporate debt securities	75,192	—	(211)	74,981
	$406,595	$112	$(340)	$406,367

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of June 30, 2026 and December 31, 2025, all short-term investments had contractual maturities within one year.

The aggregate fair value of available-for-sale securities held by the Company that were in an unrealized loss position for less than 12 months as of June 30, 2026 was $269.5 million and the unrealized loss associated with available-for-sale securities was $0.9 million. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the investments that are in an unrealized loss position and does not expect it will be required to sell the investments before recovery of their amortized cost bases, which may be at the time of maturity. Given the Company's intent and ability to hold such investments until the recovery of their amortized cost basis, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired and there were no allowances for credit losses as of June 30, 2026 or December 31, 2025.

4.
Fair Value Measurements

The following tables summarize the Company's cash equivalents and investments (in thousands):

	Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$38,645	$38,645	$—	$—
Short-term investments:
U.S. Treasury securities	87,830	87,830	—	—
Commercial paper	80,455	—	80,455	—
Corporate debt securities	64,807	—	64,807	—
Long-term investments:
U.S. Treasury securities	15,095	15,095	—	—
Corporate debt securities	31,521	—	31,521	—
	$318,353	$141,570	$176,783	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$30,833	$30,833	$—	$—
Short-term investments:
U.S. Treasury securities	95,609	95,609	—	—
Commercial paper	137,104	—	137,104	—
Corporate debt securities	25,661	—	25,661	—
Long-term investments:
U.S. Treasury securities	73,012	73,012	—	—
Corporate debt securities	74,981	—	74,981	—
	$437,200	$199,454	$237,746	$—

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

During the six months ended June 30, 2026 and the year ended December 31, 2025, there were no transfers between levels.

The Company uses the carrying amounts of its prepaid expenses and other current assets, restricted cash, other assets, accounts payable and accrued expenses to approximate their fair values due to the short-term nature of these items.

5.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Research and development	$8,829	$4,829
Employee compensation	4,866	6,162
Legal services	1,176	537
Other	1,139	521
	$16,010	$12,049

6.
Leases

The Company leases office and laboratory space, which are classified as operating leases on the condensed consolidated balance sheets.

The Company has a lease for office and laboratory space in Redwood City, California. The lease includes a mutual early termination option that permits either party to terminate the lease by providing at least fifteen months' prior written notice. In June 2026, the Company exercised the early termination option by providing the required notice to the lessor. As a result, the end of the term of the lease changed from June 2031 to September 2027. During the three months ended June 30, 2026, the Company derecognized a right-of-use asset and lease liabilities of $3.4 million due to the change to the term of this lease.

The Company has a lease for office space in Burlington, Massachusetts, with a term that continues to May 2029, and with an option to extend the term for an additional five years.

In June 2026, the Company entered into a lease for office and laboratory space in South San Francisco, California. The lease term will be seven years from the lease commencement date and includes an option to extend the lease for an additional five years. The lease has not yet commenced, and accordingly, as of June 30, 2026, no right-of-use asset or lease liability has been recognized and no lease expense has been recorded related to this lease. The Company expects the lease to commence in May 2027, subject to completion of the landlord's tenant improvements and delivery of the premises.

The following table summarizes the presentation of the Company's operating leases on its condensed consolidated balance sheets (in thousands):

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets:
Operating lease assets	Right-of-use asset	$1,668	$5,488
Liabilities:
Current:
Operating lease liabilities	Lease liability - current	1,232	891
Noncurrent:
Operating lease liabilities	Lease liability - non-current	755	4,911
Total lease liabilities		$1,987	$5,802

The components of lease expense included in research and development expenses and general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2026	2025	2026	2025
Operating lease costs	$318	$346	$664	$692
Variable lease costs	237	92	308	162
	$555	$438	$972	$854

As of June 30, 2026 and December 31, 2025, the weighted-average remaining lease term for operating leases was 1.9 years and 5.2 years, respectively, and the weighted-average discount rate was 9.4% and 8.7%, respectively. During the three months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $0.3 million. During the six months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $0.7 million and $0.6 million, respectively.

Future minimum annual lease commitments under the Company's operating leases, excluding the lease in South San Francisco for which the term has not yet commenced, as of June 30, 2026 were as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining 6 months)	$675
2027	1,022
2028	334
2029	140
2030	—
Thereafter	—
Total lease payments	2,171
Less: imputed interest	(184)
Present value of operating lease liabilities	$1,987

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

On July 18, 2025, the Company entered into a Series D Preferred Stock Purchase Agreement with certain investors. During the year ended December 31, 2025, the Company issued a total of 210,033,285 shares of Series D to investors at a purchase price of $0.95223 per share for gross proceeds of $200.0 million. The Company incurred issuance costs of $1.2 million in connection with the completion of the Series D financing.

In connection with the IPO in October 2025, all outstanding shares of the Company's Preferred Stock automatically converted into an aggregate of 25,412,974 shares of the Company's common stock, of which 2,727,511 shares were non-voting common stock.

8.
Common Stock

As of June 30, 2026 and December 31, 2025, the Company's amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, of which 497,272,489 shares were designated as voting common stock and 2,727,511 shares were designated as non-voting common stock. As of June 30, 2026 and December 31, 2025, the Company's amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

The holders of the voting common stock have the right to one vote for each share of voting common stock held on each matter properly submitted for approval at each meeting of stockholders. Shares of non-voting common stock have no voting rights. Each share of the Company’s non-voting common stock may be converted at any time into one share of voting common stock at the option of its holder by providing written notice to the Company, provided that the holder will be prohibited from converting non-voting common stock into voting common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s voting common stock then issued and outstanding, which percentage may be increased to such other percentage not to exceed 19.99% upon 61 days’ notice to the Company or decreased at any time upon notice to the Company. Dividends may be paid when, as and if declared by the Board of Directors of the Company (the "Board"), subject to any preferential dividend rights of any series of preferred stock that may be outstanding. As of June 30, 2026, no cash dividends had been declared or paid.

As of June 30, 2026 and December 31, 2025, the Company had reserved the following shares of voting common stock:

	June 30,	December 31,
Voting Common Stock	2026	2025
Common stock incentive awards outstanding	9,110,724	9,142,493
Reserved for conversion of non-voting common stock	2,727,511	2,727,511
Common stock available for future grant under the 2025 Equity Incentive Plan	2,804,036	589,586
Common stock available for future issuance under the Employee Stock Purchase Plan	845,259	450,000
	15,487,530	12,909,590

9.
Stock-Based Compensation

2019 Equity Incentive Plan

In February 2019, the Company adopted the 2019 Equity Incentive Plan (the "2019 Plan"). All employees, directors, and consultants were eligible to be granted options to purchase common stock, restricted stock and restricted stock units ("RSUs") under the terms of the 2019 Plan. Upon the effectiveness of the 2025 Equity Incentive Plan ("2025 Plan"), the 2019 Plan was terminated and no further grants were made under the 2019 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2019 Plan.

All stock option grants were non-statutory stock options except option grants to employees that were intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options could not have been granted at less than the fair market value of the Company's common stock on the date of grant, as determined in good faith by the Board at its sole discretion. Nonqualified stock options could have been granted at an exercise price established by the Board at its sole discretion (which had not been less than fair market value on the date of grant) and the vesting periods could have varied. Vesting periods were generally four years and were determined by the Board. Stock options became exercisable as they vested. Options granted under the 2019 Plan expire no more than ten years from the date of grant.

2025 Equity Incentive Plan

In October 2025, the Board adopted and approved, and the Company's stockholders approved, the 2025 Plan, which became effective immediately prior to the execution of the underwriting agreement related to the Company's IPO. The 2025 Plan allows the Company to make equity-based incentive awards to its employees, directors, and consultants. The 2025 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. Initially, up to 11,500,000 shares were reserved for issuance under the 2025 Plan, which is the sum of: (i) 4,300,000 new shares, plus (ii) up to 7,200,000 shares of common stock subject to awards granted under the 2019 Plan that, after the effective date of the 2025 Plan, expire or otherwise terminate without having been exercised in full, are forfeited or repurchased. The number of shares of common stock reserved for issuance under the 2025 Plan automatically increased on January 1, 2026 by 2,201,204 shares and will increase each January 1 thereafter through January 1, 2035, by five percent of the aggregate number of shares of voting common stock and non-voting common stock issued and outstanding and shares of common stock issuable upon exercise of outstanding pre-funded warrants, if any, as of the immediately preceding December 31 or such lesser number of shares of common stock as determined by the Board. Options granted under the 2025 Plan expire no more than ten years from the date of grant.

The shares of common stock underlying any awards under the 2025 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2025 Plan.

As of June 30, 2026, there were 2,804,036 shares of common stock available for future grants under the 2025 Plan.

2025 Employee Stock Purchase Plan

In October 2025, the Board adopted and approved, and the Company's stockholders approved, the 2025 Employee Stock Purchase Plan (the "2025 ESPP"), which became effective immediately prior to the execution of the underwriting agreement related to the Company's IPO. A total of 450,000 shares of common stock were initially reserved and available for issuance under the 2025 ESPP. The number of shares of common stock that may be issued under the 2025 ESPP automatically increased on January 1, 2026 by 440,240 shares and will increase each January 1 thereafter through January 1, 2035, by the lesser of (i) one percent of the aggregate number of shares of voting common stock and non-voting common stock issued and outstanding and shares of common stock issuable upon exercise of outstanding pre-funded warrants, if any, as of the immediately preceding December 31 and (ii) 900,000 shares of common stock, or such lesser number of shares of common stock as determined by the Board. As of June 30, 2026, 845,259 shares of common stock were reserved and available for issuance under the 2025 ESPP.

During the six months ended June 30, 2026, 44,981 shares of the Company's common stock were issued under the 2025 ESPP. During the three and six months ended June 30, 2026, stock-based compensation expense recognized related to the 2025 ESPP was $0.1 million and $0.3 million.

Stock Options

A summary of the stock option activity during the six months ended June 30, 2026 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	3,865,381	$14.30	8.85	$12,625
Granted	807,966	20.06
Exercised	(10,747)	8.69		$223
Cancelled	(240,887)	16.76
Outstanding as of June 30, 2026	4,421,713	$15.23	8.58	$91,132
Exercisable as of June 30, 2026	872,557	$5.36	5.17	$26,598

Stock options generally vest over four years, with 25% vesting approximately one year after grant and 75% vesting in equal monthly installments thereafter, subject to the recipient’s continued service with the Company through each vesting date. The fair value of options vested was $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. The fair value of options vested was $0.2 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 was $15.87. During the six months ended June 30, 2025, the Company granted no stock options. As of June 30, 2026, unrecognized stock-based compensation expense related to unvested stock options was $42.0 million, which is expected to be recognized over a weighted-average vesting period of 3.21 years.

RSUs

RSUs generally vest over four years, with 25% vesting approximately one year after grant and 75% vesting in equal quarterly installments thereafter, subject to the recipient’s continued service with the Company through each vesting date. RSUs issued under the 2025 Plan include a service condition.

RSUs issued under the 2019 Plan include both service and performance conditions. The performance condition required a liquidity event in order to vest, which was satisfied in connection with the IPO in October 2025. The service condition needs to be satisfied on or before the expiration date (the earlier of seven years after the issue date or termination of employment), or else the RSUs will not vest and will be forfeited.

A summary of the RSU activity during the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	5,277,112	$13.08
Granted	243,091	19.75
Vested	(425,131)	15.71
Cancelled	(406,061)	12.61
Outstanding at June 30, 2026	4,689,011	$13.22

During the six months ended June 30, 2026 and 2025, 425,131 and no RSUs vested. Of the RSUs that vested during the year ended December 31, 2025, 1,349,275 had not settled as of December 31, 2025, and a de minimis amount that had not settled as of March 31, 2026 settled during the three months ended June 30, 2026. During the three months ended March 31, 2026, 1,139,648 shares were issued related to the vesting of RSUs. During the three months ended March 31, 2026, in connection with net settlement of vested RSUs, the Company withheld 417,355 shares to satisfy $7.5 million in tax withholding obligations and this settlement method was not used during the three months ended June 30, 2026. As of June 30, 2026, unrecognized stock-based compensation expense related to RSUs was $49.0 million, which is expected to be recognized over a weighted-average vesting period of 2.64 years.

Stock-Based Compensation Expense

Stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$5,688	$100	$11,103	$247
General and administrative	2,938	48	7,159	113
	$8,626	$148	$18,262	$360

10.
Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(60,192)	$(29,845)	$(120,860)	$(52,185)
Denominator:
Weighted-average number of common shares outstanding - basic and diluted	45,431,359	763,044	45,354,488	762,325
Net loss per share - basic and diluted	$(1.32)	$(39.11)	$(2.66)	$(68.46)

The Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following shares from the computation of diluted net loss per share as of June 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Redeemable convertible preferred stock	—	12,911,004
RSUs	4,689,011	3,431,208
Stock options	4,421,713	952,162
ESPP	—	—
	9,110,724	17,294,374

11.
Commitments and Contingencies

Legal Proceedings

The Company may, from time to time, be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2026, and no material legal proceedings are currently pending or, to the best of the Company's knowledge, threatened.

Contractual Obligations

NeuroSolis, Inc. asset purchase agreement

Pursuant to the asset purchase agreement the Company entered into with NeuroSolis, Inc. ("NeuroSolis") to acquire its proprietary M1/M4 agonist molecules and associated intellectual property, the Company has an obligation to potentially issue up to an aggregate of 62,083 shares of the Company's common stock, contingent upon the occurrence of specified development and regulatory milestones prior to certain specified dates. As of June 30, 2026, the Company has made upfront and development milestone payments of $150,000 to NeuroSolis. In June 2025, the Company issued 26,607 shares of the Company's common stock to NeuroSolis upon the initiation of a Phase 2 clinical trial for ML-007C-MA. As of June 30, 2026, it is uncertain whether the remaining development and regulatory milestone would occur prior to its specified date and whether the additional 35,476 shares of the Company's common stock would be required to be issued.

Michael J. Fox Foundation grant agreements

Between February 2020 and August 2022, the Company executed four grant agreements (the "Grants") with the Michael J. Fox Foundation for the purpose of researching Parkinson's disease. The Grants consisted of two-year and three-year research programs totaling $25.7 million. As of December 31, 2025, all funds were received and the balance of deferred grant earnings was zero.

The Grants were payable in installments over the term of the grant according to certain research milestones and progress reports. Funds received for the purchase of property and equipment were accounted for as a reduction to the carrying value of the corresponding asset. Funds received for the reimbursement of expenses incurred related to research and development were accounted for as a reduction to the associated expense. Funds received prior to a corresponding asset purchase or incurred expense were recorded as a deferred grant liability on the condensed consolidated balance sheets.

During the three and six months ended June 30, 2025, the Company recognized $0.8 million of grant earnings.

The Company may be obligated to make future payments under the Grants, restricted to two times the grant awards received, contingent upon certain net product sales. As of June 30, 2026, the Company was unable to estimate the timing or likelihood of generating future product sales.

Universities and other third parties

The Company may be obligated to make future payments, in addition to nominal annual maintenance fees, under license and collaboration agreements with Stanford University, other universities and other third parties upon the occurrence of future events such as the Company's achievement of specified regulatory and commercial milestones or royalties on net sales. As of June 30, 2026, the Company was unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

As of June 30, 2026, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been recorded.

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

No milestone payments or royalties were paid during the three months ended June 30, 2026 under the Vanderbilt Agreement.

12.
Related Party Transactions

Stellaromics, Inc.

In October 2023, the Company entered into an Assignment and Assumption Agreement (the "Stellaromics Agreement") with Stellaromics, Inc. ("Stellaromics"), an entity focused on developing and commercializing a proprietary three-dimensional transcriptomic device inclusive of a confocal, probes, operating software and sample analysis software, pursuant to which, in exchange for contributing an exclusive worldwide license for STARmap, a three-dimensional intact tissue sequencing, imaging and analysis technology, the Company received 9.8% of the capital stock of Stellaromics at the time of the closing. As of June 30, 2026, the Company held approximately 2.9% of the outstanding stock of Stellaromics.

Prior to entering into the Stellaromics Agreement, Christopher A. Kroeger, M.D., the Company's Chief Executive Officer, was designated to be a director on the board of directors of Stellaromics. Dr. Kroeger is also an equity holder of Stellaromics. Dr. Kroeger's position on the board of directors of Stellaromics is determined by the stockholders holding a majority of the shares of common stock and preferred stock outstanding of Stellaromics. The Company does not have contractual rights to nominate any members to the Stellaromics board of directors.

In October 2023, Catalyst4, Inc. ("Catalyst") became the largest stockholder of Stellaromics, holding a minority interest of its outstanding capital stock. As of June 30, 2026, Catalyst holds a controlling interest of the outstanding capital stock of Stellaromics. Catalyst is also the largest stockholder of the Company, with a minority equity ownership interest of the Company's outstanding shares as of June 30, 2026 and December 31, 2025.

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

Advisor Agreement

In February 2019, the Company entered into an advisor agreement with a member of the Board, pursuant to which the Board member received monthly payments in exchange for his service on the Company's scientific advisory board. During the three and six months ended June 30, 2025, the Company recorded a de minimis amount of research and development expense relating to the Board member's service on the Company's scientific advisory board. As a result of the compensation the director was to earn for service on the Board, the advisor agreement was amended, effective January 1, 2026, pursuant to which the director would not receive monetary compensation for providing services under the advisor agreement.

13.
Segment Information

The Company manages its operations as a single reportable segment focused on the research and development of product candidates. The accounting policies of the single reportable segment are identical to those described in Note 2 of the Company's audited consolidated financial statements for the year ended December 31, 2025. The chief operating decision maker, who manages the Company's operations on a consolidated basis, assesses performance for the reportable segment using consolidated net loss to monitor budget versus actual results and to determine how to effectively allocate the Company's resources. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The following table presents certain financial data for the Company's reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Clinical trial expenses	$20,716	$5,987	$45,535	$7,926
Employee-related research and development expenses	16,836	6,958	32,829	14,008
Chemistry, manufacturing and controls expenses	6,331	3,404	12,748	7,360
Preclinical program expenses	8,294	9,727	13,816	15,808
Other research and development expenses	1,258	770	2,191	1,531
Employee-related general and administrative expenses	5,774	1,902	12,764	3,962
Professional fees and other general and administrative expenses	4,339	1,915	8,168	3,611
Other segment items(1)	(3,356)	(818)	(7,191)	(2,021)
Net loss	$60,192	$29,845	$120,860	$52,185

(1)
Other segment items include interest income and other income, net.
14.
Subsequent Event

August 2026 Private Placement

On August 13, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “Private Placement”) (i) 9,197,887 shares (the “Shares”) of the Company’s common stock, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 3,983,168 shares of common stock (the “Pre-Funded Warrants”) in lieu of Shares. The purchase price per share of common stock is $11.38 per share (the “Purchase Price”) and the purchase price for the Pre-Funded Warrants is the Purchase Price minus $0.0001 per share underlying the Pre-Funded Warrants. The Company anticipates receiving gross proceeds of approximately $150.0 million from the Private Placement, before deducting placement agent fees and estimated offering expenses payable by the Company.

The Pre-Funded Warrants have a per share exercise price of $0.0001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Pre-Funded Warrants will not expire until exercised in full. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder that holds less than 20% of the common stock prior to such exercise may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, future results of operations and financial position, and our objectives for future operations, includes forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "might," "intend," "target," "ongoing," "project," "estimate," "believe," "predict," "potential," "continue," the negative of these terms or other similar expressions intended to identify statements about the future. As a result of many factors, including those factors set forth in the section entitled "Risk Factors" of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report.

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

Our lead product candidate, ML-007C-MA, is a fixed-dose combination of an M1/M4 muscarinic agonist, ML-007, co-formulated with a peripherally acting anticholinergic, or PAC, which we are initially developing for the treatment of schizophrenia and Alzheimer's disease psychosis, or ADP. ML-007C-MA is designed to activate both M1 and M4 muscarinic receptors centrally to drive efficacy, while synchronizing the pharmacokinetics of the agonist and antagonist components to mitigate peripheral cholinergic side effects. ML-007 alone, co-administered or co-formulated with the PAC has been evaluated in four Phase 1 trials, with a total of 270 healthy participants enrolled and more than 1,500 doses of ML-007 administered. Based on our clinical and preclinical data, we believe that ML-007C-MA has demonstrated the potential to be a well-tolerated treatment option with convenient dosing, while achieving or exceeding cerebrospinal fluid, or CSF, exposures expected to result in improvement across key symptom domains. In July 2026, we announced positive topline results from ZEPHYR, a Phase 2 trial evaluating ML-007C-MA for the treatment of schizophrenia. Based on the results of ZEPHYR, we intend to engage with the FDA in an end-of-Phase 2 meeting to discuss the path forward for ML-007C-MA in schizophrenia, including the design of a Phase 3 trial which, together with ZEPHYR, would support an initial New Drug Application, or NDA, submission. We have begun planning and site identification for this additional, confirmatory trial.

We are also conducting VISTA, a Phase 2 trial evaluating ML-007C-MA for the treatment of ADP, and we expect to report topline results in the second half of 2027. In December 2025, ML-007C-MA was granted Fast Track designation by the FDA for the treatment of hallucinations and delusions associated with ADP.

Our second clinical stage product candidate, ML-004, is a 5-HT1B/1D agonist that we are developing for the treatment of social communication deficit and/or irritability in autism spectrum disorder, or ASD. In June 2026, we announced topline results from IRIS, a Phase 2 trial evaluating the efficacy, safety and tolerability of ML-004 in adults and adolescents with ASD. Based on the results of IRIS, we intend to engage with the FDA in an end-of-Phase 2 meeting to determine the next steps for development of ML-004 in irritability associated with ASD, after which we intend to evaluate the path forward for ML-004, including potential strategic collaborations and/or funding alternatives.

Since our inception in 2018, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support our operations. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock, and most recently, with net proceeds from our initial public offering, or IPO, and our concurrent private placement, or Concurrent Private Placement and our 2026 Private Placement, discussed below.

We have incurred significant net losses since inception. Our net losses for the six months ended June 30, 2026 and 2025 were $120.9 million and $52.2 million, respectively. As of June 30, 2026, we had an accumulated deficit of $481.4 million. We expect to continue to incur significant and increasing expenses and net losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for such product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, expand our infrastructure, scale-up production capabilities and operate as a public company.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as collaboration agreements, strategic alliances and licensing agreements. We may be unable to raise additional funds or enter into such other agreements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

As of June 30, 2026, we had cash, cash equivalents and investments of $351.3 million. Based on our current operational plans and assumptions, we expect that our existing cash, cash equivalents and investments, together with the expected proceeds from our 2026 Private Placement, will be sufficient to fund our operations through 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. If we are unable to raise sufficient funding, we may be unable to continue to operate in the long term. See "Liquidity and Capital Resources - Plan of Operation and Future Funding Requirements" below.

Recent Events

On August 13, 2026, we entered into a securities purchase agreement, or the Purchase Agreement, with certain institutional investors, or the Purchasers, pursuant to which we agreed to issue and sell, in a private placement, (i) 9,197,887 shares, or the Shares, of common stock, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 3,983,168 shares of Common Stock, or the Pre-Funded Warrants, in lieu of Shares. The purchase price per share of Common Stock is $11.38 per share, or the Purchase Price, and the purchase price for the Pre-Funded Warrants is the Purchase Price minus $0.0001 per share underlying the Pre-Funded Warrants. We anticipate receiving gross proceeds of approximately $150.0 million from the Private Placement, before deducting placement agent fees and estimated offering expenses payable by us.

The Pre-Funded Warrants have a per share exercise price of $0.0001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Pre-Funded Warrants will not expire until exercised in full. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder that holds less than 20% of the common stock prior to such exercise may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to us, but not to any percentage in excess of 19.99%.

In connection with the 2026 Private Placement, we also entered into a registration rights agreement, dated August 13, 2026, or the Registration Rights Agreement, with the investors in the 2026 Private Placement. Pursuant to the terms of the Registration Rights Agreement, we agreed to prepare and file with the Securities and Exchange Commission, or SEC, a registration statement, or the Resale Registration Statement, to register the Shares and the shares issuable upon exercise of the Pre-Funded Warrants for resale within 30 days of the closing date of the 2026 Private Placement, or the Filing Deadline, and to cause the applicable registration statements to become effective within a specified period set forth in the Registration Rights Agreement, or the Effectiveness Deadline. In the event the registration statement has not been filed by the Filing Deadline or has not been declared effective by the SEC by the Effectiveness Deadline, subject to certain limited exceptions, we have agreed to make pro rata payments to each Purchaser as liquidated damages in an amount equal to 1.0% of the aggregate amount paid pursuant to the Purchase Agreement by such Purchaser for the Purchaser’s registrable securities then held, per 30-day period or pro rata for any portion thereof for each such 30-day period during which such event continues, subject to certain caps set forth in the Registration Rights Agreement.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates and our research activities and include:

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

We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific activities. Payments for these activities are based on the terms of the related agreements, which may differ from the timing of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid or accrued research and development expenses.

We typically use our employee and infrastructure resources across our development programs and therefore we do not allocate personnel costs, license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. We also do not track external expenses by specific development program or product candidate.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate and conduct clinical trials.

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
•
initiation of and successful patient enrollment in, and completion of, clinical trials on a timely basis;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other employee-related costs, including stock-based compensation expense, for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued clinical development efforts, research and development activities, manufacturing activities and related expansion of our operations. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of SEC, and the listing standards of the Nasdaq Stock Market LLC, or Nasdaq, director and officer insurance premiums and investor relations costs.

Other Income, Net

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investments.

Other Income, Net

Other income, net consists primarily of the amortization of premiums and accretion of discounts to maturity for available-for-sale investments.

Income Taxes

Since our inception, we have not recorded income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year due to the uncertainty of realizing a benefit from those items. As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $96.6 million and $13.1 million, respectively, which may be available to offset future taxable income. The federal net operating loss carryforwards do not expire, but may only be used to offset 80% of annual taxable income. The state net operating loss carryforwards expire beginning in 2039. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $13.3 million and $0.2 million, respectively.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$53,435	$26,846	$26,589
General and administrative	10,113	3,817	6,296
Total operating expenses	63,548	30,663	32,885
Loss from operations	(63,548)	(30,663)	(32,885)
Other income, net:
Interest income	2,349	688	1,661
Other income, net	1,007	130	877
Net loss	$(60,192)	$(29,845)	$(30,347)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Clinical trial expenses	$20,716	$5,987	$14,729
Employee-related expenses	16,836	6,958	9,878
Chemistry, manufacturing and controls expenses	6,331	3,404	2,927
Preclinical program expenses	8,294	9,727	(1,433)
Other expenses	1,258	770	488
	$53,435	$26,846	$26,589

Research and development expenses were $53.4 million for the three months ended June 30, 2026, compared to $26.8 million for the three months ended June 30, 2025. The increase in research and development expenses of $26.6 million was primarily due to ongoing advancement of our product candidates, which included an increase of $14.7 million in clinical trial expenses and $9.9 million in employee-related expenses, including an increase in stock-based compensation expense of $5.6 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Employee-related expenses	$5,774	$1,902	$3,872
Professional fees and other expenses	4,339	1,915	2,424
	$10,113	$3,817	$6,296

General and administrative expenses were $10.1 million for the three months ended June 30, 2026, compared to $3.8 million for the three months ended June 30, 2025. The increase in general and administrative expenses of $6.3 million was primarily due to an increase of $3.9 million in employee-related expenses, including an increase in stock-based compensation expense of $2.9 million, and an increase of $2.4 million in professional fees and other expenses, including expenses related to being a public company.

Other Income, Net

Interest Income

Interest income was $2.3 million for the three months ended June 30, 2026, compared to $0.7 million for the three months ended June 30, 2025. The increase in interest income of $1.7 million was due to an increase in investments held during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Other Income, Net

Other income, net was $1.0 million for the three months ended June 30, 2026, compared to $0.1 million for the three months ended June 30, 2025. The increase of $0.9 million was primarily due to an increase in the amortization of premiums and accretion of discounts on investments held during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$107,119	$46,633	$60,486
General and administrative	20,932	7,573	13,359
Total operating expenses	128,051	54,206	73,845
Loss from operations	(128,051)	(54,206)	(73,845)
Other income, net:
Interest income	4,821	1,499	3,322
Other income, net	2,370	522	1,848
Net loss	$(120,860)	$(52,185)	$(68,675)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Clinical trial expenses	$45,535	$7,926	$37,609
Employee-related expenses	32,829	14,008	18,821
Chemistry, manufacturing and controls expenses	12,748	7,360	5,388
Preclinical program expenses	13,816	15,808	(1,992)
Other expenses	2,191	1,531	660
	$107,119	$46,633	$60,486

Research and development expenses were $107.1 million for the six months ended June 30, 2026, compared to $46.6 million for the six months ended June 30, 2025. The increase in research and development expenses of $60.5 million was primarily due to ongoing advancement of our product candidates, which included an increase of $37.6 million in clinical trial expenses and an increase of $18.8 million in employee-related expenses, including an increase in stock-based compensation expense of $10.9 million. For the six months ended June 30, 2025, research and development expenses were reduced due to grant earnings recognized of $0.8 million. For the six months ended June 30, 2026, no grant earnings were recognized.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Employee-related expenses	$12,764	$3,962	$8,802
Professional fees and other expenses	8,168	3,611	4,557
	$20,932	$7,573	$13,359

General and administrative expenses were $20.9 million for the six months ended June 30, 2026, compared to $7.6 million for the six months ended June 30, 2025. The increase in general and administrative expenses of $13.4 million was primarily due to an increase of $8.8 million in employee-related expenses, including an increase in stock-based compensation expense of $7.0 million, and an increase of $4.6 million in professional fees and other expenses, including expenses related to being a public company.

Other Income, Net

Interest Income

Interest income was $4.8 million for the six months ended June 30, 2026, compared to $1.5 million for the six months ended June 30, 2025. The increase in interest income of $3.3 million was due to an increase in investments held during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Other Income, Net

Other income, net was $2.4 million for the six months ended June 30, 2026, compared to $0.5 million for the six months ended June 30, 2025. The increase of $1.8 million was primarily due to an increase in the amortization of premiums and accretion of discounts on investments held during the six months ended June 30, 2026.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant net losses since inception. We expect to continue to incur significant and increasing expenses and net losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for such product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, expand our infrastructure, scale-up production capabilities and operate as a public company. As of June 30, 2026, we had cash, cash equivalents and investments of $351.3 million and an accumulated deficit of $481.4 million. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock, and most recently, with net proceeds from our IPO and our Concurrent Private Placement and our 2026 Private Placement.

In October 2025, we closed our IPO, pursuant to which we issued and sold an aggregate of 16,962,500 shares of our common stock at a price of $17.00 per share for net proceeds of $261.6 million, after deducting underwriting discounts and commissions and offering expenses. Concurrent with our IPO, we also closed our Concurrent Private Placement, in which we issued and sold 476,707 shares of our common stock at a price of $17.00 per share for net proceeds of $7.5 million, after deducting placement agent fees and private placement expenses.

On August 13, 2026, we entered into the Purchase Agreement with the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers in the 2026 Private Placement (i) 9,197,887 Shares, and (ii) with respect to certain Purchasers, Pre-Funded Warrants to purchase 3,983,168 shares of common stock in lieu of Shares. The Purchase Price per share of common stock is $11.38 per share and the purchase price for the Pre-Funded Warrants is the Purchase Price minus $0.0001 per share underlying the Pre-Funded Warrants. We anticipate receiving gross proceeds of approximately $150.0 million from the 2026 Private Placement, before deducting placement agent fees and estimated offering expenses payable by us.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(96,048)	$(59,517)	$(36,531)
Investing activities	127,711	54,934	72,777
Financing activities	(6,759)	(203)	(6,556)
	$24,904	$(4,786)	$29,690

Operating Activities

Our cash flows from operating activities are primarily driven by our use of cash for operating expenses and working capital required to support our business. We have historically generated negative cash flows from operating activities primarily due to expenses incurred for our clinical trials, preclinical studies and research and development initiatives.

During the six months ended June 30, 2026, net cash used in operating activities was $96.0 million, primarily resulting from our net loss of $120.9 million, which was primarily attributable to our research and development expenses, partially offset by changes in our operating assets and liabilities of $7.6 million and $17.2 million of non-cash items.

During the six months ended June 30, 2025, net cash used in operating activities was $59.5 million, primarily resulting from our net loss of $52.2 million, which was primarily attributable to our research and development expenses, along with changes in our operating assets and liabilities of $8.7 million, partially offset by $1.4 million of non-cash items.

Investing Activities

Net cash provided by investing activities was $127.7 million for the six months ended June 30, 2026, compared to net cash provided by investing activities of $54.9 million for the six months ended June 30, 2025. The change in cash provided by investing activities during the six months ended June 30, 2026 was driven by the maturities and redemptions of investments.

Financing Activities

Net cash used in financing activities was $6.8 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $0.2 million for the six months ended June 30, 2025. The change in cash used in financing activities was primarily due to the payment of employee tax obligations related to the vesting of restricted stock units during the six months ended June 30, 2026.

Plan of Operation and Future Funding Requirements

We use our capital resources mainly to fund operating expenses, including research and development expenditures. We plan to increase our research and development expenses for the foreseeable future as we continue clinical trial and preclinical activities. At this time, due to the inherently unpredictable nature of clinical and preclinical development and given the early stage of our product candidates, we cannot reasonably estimate the costs that we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if any. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

As of June 30, 2026, we had cash, cash equivalents and investments of $351.3 million. Based on our current operational plans and assumptions, we expect that our existing cash, cash equivalents and investments, together with the expected proceeds from our 2026 Private Placement, will be sufficient to fund our operations through 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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
•
the costs of manufacturing clinical and commercial supplies of our current or future product candidates;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights;
•
the effectiveness of our platform in identifying additional targets and indications of interest;
•
our ability to maintain existing and establish new strategic collaborations or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, market access, sales and distribution, for any of our product candidates for which we receive marketing approval;
•
the revenue, if any, received from commercial sales of any of our product candidates for which we receive marketing approval;
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
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in other businesses, products and technologies.

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

Contractual Obligations and Commitments

Leases

We have a lease for office and laboratory space located in South San Francisco, California. The lease term will be seven years from the lease commencement date and includes an option to extend the lease for an additional five years. The lease has not yet commenced, and accordingly, as of June 30, 2026, no right-of-use asset or lease liability has been recognized and no lease expense has been recorded related to this lease. We expect the lease to commence in May 2027, subject to completion of the landlord's tenant improvements and delivery of the premises. Lease payments will begin one year after the commencement date. Lease payments from July 1, 2026 through the end of the lease term total $13.4 million.

We have a lease for office and laboratory space located in Redwood City, California, with a term that was scheduled to continue until June 2031. We and the lessor had the ability to terminate the lease with 15 months' notice, and in June 2026, we provided this notice to the lessor, changing the end of the term of the lease to September 2027. The lease provides for escalating annualized base rent payments starting at $0.8 million and increasing to $1.0 million in the final year of the lease. Remaining lease payments from July 1, 2026 through the end of the lease term total $1.2 million.

We have a lease for office space located in Burlington, Massachusetts, with a term that extends to May 2029, and with an option to extend the term for an additional five years. Remaining lease payments from July 1, 2026 through the end of the lease term total $1.0 million.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs and other vendors to assist in the performance of our clinical trials, CMC, research and development and other services and products for operating purposes. These contracts typically do not contain minimum purchase commitments and generally provide for termination on notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of June 30, 2026, the timing, amount or likelihood of such payments are not known.

Grant and License Agreements

We are party to certain grant agreements with the Michael J. Fox Foundation and license and collaboration agreements with NeuroSolis, Stanford University, Vanderbilt University and other third parties. We may be obligated to make certain future payments under these agreements that are contingent upon future events such as our achievement of specified preclinical, clinical, regulatory and commercial milestones or royalties on net product sales under these agreements. As of June 30, 2026, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

A summary of our critical accounting policies is presented in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended June 30, 2026.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act, or JOBS Act, provides that, among other things, an "emerging growth company" can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. As an emerging growth company, we have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult. We may choose to adopt early any new or revised accounting standards whenever such early adoption is permitted for private companies. We intend to rely on certain of the other exemptions and reduced reporting requirements provided by the JOBS Act. As an emerging growth company, we are not required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), and (ii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis).

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year (and we have been a public company for at least 12 months, have filed one annual report on Form 10-K and are not to eligible to use the requirements for smaller reporting companies under the revenue test under Rule 12b-2) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a "smaller reporting company," as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million and the market value of our stock held by non-affiliates is less than $700 million.

If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our annual report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2026 and 2025, our net losses were $120.9 million and $52.2 million, respectively. As of June 30, 2026, we had an accumulated deficit of $481.4 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of our platform, research and development, clinical trials and from general and administrative costs associated with our operations. We expect to incur substantial losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•
conduct additional clinical trials for ML-007C-MA;

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, preclinical studies and clinical trials of our current and future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products if we receive regulatory approval. As of June 30, 2026, we had cash, cash equivalents and investments of $351.3 million. Based on our current operational plans and assumptions, we expect that our existing cash, cash equivalents and investments, together with the expected proceeds from our 2026 Private Placement, will be sufficient to fund our operations through 2028. This estimate is based on assumptions that may prove to be wrong, and our future capital requirements and the period through which our existing resources will support our operations may vary significantly from what we expect. We will require additional capital in order to complete clinical development of any of our current programs, and our spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our capital needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.

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
•
initiation of and successful patient enrollment in, and completion of, clinical trials on a timely basis;
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

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any of our product candidates. We must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Clinical development is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of AEs that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For example, in June 2026, we announced topline results from IRIS, an exploratory signal-finding Phase 2 study designed to test multiple clinical endpoints based on preclinical findings, which did not meet its primary endpoint.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, such as the topline results from our Phase 2 trial evaluating ML-007C-MA for the treatment of schizophrenia and the topline results from our Phase 2 trial evaluating ML-004 in adults and adolescents with ASD. These topline results are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Furthermore, as we continue to grow and advance our product candidates through clinical trials, we will need to scale our operations accordingly. For example, as we conduct clinical trials of our product candidates, we need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Moreover, holders of an aggregate of approximately 18.4 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also agreed to file a registration statement to register for resale up to 13,181,055 shares of common stock (including shares of common stock issuable upon exercise of Pre-Funded Warrants) that we have agreed to sell in our 2026 Private Placement.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We plan to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering or, if earlier, (i) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (ii) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th (and we have been a public company for at least 12 months, have filed one annual report on Form 10-K and are not to eligible to use the requirements for smaller reporting companies under the revenue test under Rule 12b-2 under the Exchange Act) or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, we have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult. As a result of these elections, the information that we provide in our periodic reports may be different than the information investors may receive from other public companies in which they hold equity interests. In addition, it is possible that some investors will find our common stock less attractive as a result of these elections, which may result in a less active trading market for our common stock and higher volatility in our share price.

We also are a "smaller reporting company," which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our annual report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We have broad discretion in the use of our cash, cash equivalents and investments and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

Our management has broad discretion over the use of our cash, cash equivalents and investments, and you will not have the opportunity to assess whether such proceeds are being used appropriately. Because of the number and variability of factors that determine our use of our existing cash, cash equivalents and investments, our ultimate use of proceeds may vary substantially from their currently intended use. Our management might not apply our existing cash, cash equivalents and investments in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. We expect to use our existing cash, cash equivalents and investments to advance the clinical development of our current programs and for working capital and other general corporate purposes. In addition, we may use a portion of our existing cash, cash equivalents and investments to pursue our strategy to in-license or develop additional product candidates. We may also invest in short- and long-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest our existing cash, cash equivalents and investments in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Implementing any appropriate changes to our internal control over financial reporting may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in establishing and maintaining the adequacy of our internal controls, and any failure to maintain that adequacy or consequent inability to produce accurate financial statements on a timely basis could increase our operating costs and materially and adversely affect our business, financial condition, results of operations and prospects.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOL carryforwards, R&D credits and other tax attributes to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past, including as a result of our initial public offering and the concurrent private placement, and we may experience ownership changes as a result of the 2026 Private Placement or subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs and our ability to use our NOL carryforwards or R&D credits is materially limited, it would harm our future results of operations by effectively increasing our future tax obligations.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2026.

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

10.1*+	Release Agreement by and between the Registrant and Vishwas Setia dated June 18, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MapLight Therapeutics, Inc.

Date: August 13, 2026	By:	/s/ Christopher A. Kroeger
Christopher A. Kroeger, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Jonathan Gillis
Jonathan Gillis
Interim Chief Financial Officer and Chief Administrative and Accounting Officer
(Principal Financial and Accounting Officer)